Form 10-K
period 2008-12-31
BCAP LLC Trust 2008-IND1
filed 2009-03-30
CIK 1426383

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2008

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number of issuing entity: 333-140720-08

      BCAP LLC Trust 2008-IND1
      (exact name of issuing entity as specified in its charter)

      BCAP LLC
      (exact name of the depositor as specified in its charter)

      Barclays Bank PLC
      (exact name of the sponsor as specified in its charter)



  New York                                54-2201251
  (State or other jurisdiction of         54-2201252
  incorporation or organization of        54-6772744
  issuing entity)                         (I.R.S. Employer
                                          Identification No. of
                                          issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code of issuing
  offices of issuing entity)                    entity)


 Issuing Entity's telehphone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

    See Item 15(a).





                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




                   ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

None.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15(a).

The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Deutsche Bank National Trust Company ("DB"), and attached to this
Report on Form 10-K describes the following material instance of noncompliance:

For servicing criterion 1122(d)(1)(i), policies and procedures were not instituted to monitor certain events of default in that notification of the event of default was not provided to the certificateholders within the timeframe required by the transaction agreements.

In this transaction, DB served as custodian. Please note that the material instance of noncompliance disclosed on DB's Report on Assessment of Compliance with Servicing Criteria for 2008 is not related to any of DB's duties as custodian.


Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. was required to address under the terms of the related Servicing Agreement. IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer Compliance Statement provided under Item 1123 of Regulation AB, IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. asserts that those items are not applicable to IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B..



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15(a).



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (1) Not applicable.

  (2) Not applicable.

  (3) Exhibits filed herewith.

  (4) Exhibit 4 Pooling and Servicing Agreement, dated January 1, 2008, by and among BCAP LLC, as depositor, Wells Fargo Bank, N.A., as master servicer and securities administrator, Deutsche Bank National Trust Company, as custodian, and HSBC Bank USA, National Association, as trustee. (filed as part of the Registrant's Current Report on Form 8-K filed on February 28, 2008 and is incorporated by reference herein) (Commission File No. 333-140720-08)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Deutsche Bank National Trust Company as Custodian
    33.2 IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. as Servicer
    33.3 Newport Management Corporation as Sub-Contractor for IndyMac Federal Bank, F.S.B.
         f/k/a IndyMac Bank, F.S.B.
    33.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Deutsche Bank National Trust Company as Custodian
    34.2 IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. as Servicer
    34.3 Newport Management Corporation as Sub-Contractor for IndyMac Federal Bank, F.S.B.
         f/k/a IndyMac Bank, F.S.B.
    34.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (35) Servicer compliance statement.



    35.1 IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) See Item 15(a)(3) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   BCAP LLC Trust 2008-IND1
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Kristen Ann Cronin
   Kristen Ann Cronin, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 27, 2009



  Exhibit Index

  Exhibit No.


   (4) Exhibit 4 Pooling and Servicing Agreement, dated January 1, 2008, by and among BCAP LLC, as depositor, Wells Fargo Bank, N.A., as master servicer and securities administrator, Deutsche Bank National Trust Company, as custodian,and HSBC Bank USA, National Association, as trustee. (filed as part of the Registrant's Current Report on Form 8-K filed on February 28, 2008 and is incorporated by reference herein) (Commission File No. 333-140720-08)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Deutsche Bank National Trust Company as Custodian
    33.2 IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. as Servicer
    33.3 Newport Management Corporation as Sub-Contractor for IndyMac Federal Bank, F.S.B.
         f/k/a IndyMac Bank, F.S.B.
    33.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Deutsche Bank National Trust Company as Custodian
    34.2 IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. as Servicer
    34.3 Newport Management Corporation as Sub-Contractor for IndyMac Federal Bank, F.S.B.
         f/k/a IndyMac Bank, F.S.B.
    34.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (35) Servicer compliance statement.



    35.1 IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
